Form 10QSB
period 2000-03-31
ZIRCONIUM CAPITAL CORP
filed 2000-05-18
CIK 1056884

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                               FORM 10-QSB




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended March 31, 2000


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

                            Yes X             No___


As of March 31, 2000, the Registrant had 2,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                  INDEX

                                                              Page
                                                              Number

Part I.  Financial Information

     Item I.   Financial Statements

               Review Report of Independent Certified
                 Public Accountant                                3

               Balance Sheets as of March 31, 2000
                 and December 31, 1999                            4

               Statements of Operations, Three Months
                 Ended March 31, 2000 and 1999                    5

               Statements of Cash Flows, Three Months
                 Ended March 31, 2000 and 1999                    6

               Notes to Financial Statements                      7

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                       8

Part II. Other Information                                        9

          REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Zirconium Capital Corp.
Greenwood Village, CO

We have reviewed the accompanying balance sheet of Zirconium Capital Corp. as of March 31, 2000, and the related statements of operations and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Zirconium Capital Corp.

A review of interim financial statements consists principally of inquiries of Company personnel responsible for financial matters and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

As discussed in the notes to the financial statements, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.


                              /s/ Schumacher & Associates

                              Schumacher & Associates, Inc.
                              Certified Public Accountants
                              2525 Fifteenth Street, Suite 3H
                              Denver, Colorado 80211

May 12, 2000

                          ZIRCONIUM CAPITAL CORP.

                              BALANCE SHEETS
                               (Unaudited)

                                 ASSETS

                                                 March 31       December 31
                                                   2000            1999
                                                -----------      ----------

Current Assets
 Cash                                           $       177      $      113
                                                -----------      ----------
  Total Current Assets                                  177             113

Organization costs, net of amortization               4,428           4,830
                                                -----------      ----------

  Total Assets                                  $     4,605      $    4,943
                                                ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                           $     1,915      $    4,719
     Advances payable, related parties                6,511           1,699
                                                -----------      ----------
  Total Current Liabilities                           8,426           6,418
                                                -----------      ----------

Stockholders' (Deficit):
Preferred Stock, no par value,
     5,000,000 shares authorized
     none issued and outstanding                          -               -
 Common Stock, no par value,
     100,000,000 shares authorized
     2,000,000 shares issued and
     outstanding                                     10,050          10,050
Additional paid-in capital                            8,100           7,200
Accumulated deficit                                 (21,971)        (18,725)
                                                -----------      ----------
Total Stockholders' (Deficit)                        (3,821)         (1,475)
                                                -----------      ----------

Total Liabilities and Stockholders' (Deficit)   $     4,605      $    4,943
                                                ===========      ==========




The accompanying notes are an integral part of the financial statements.

                           ZIRCONIUM CAPITAL CORP.

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                                                    Three Months Ended
                                               March 31, 2000  March 31, 1999
                                               --------------  --------------

Revenues                                         $         -    $          -
                                                 -----------    ------------

Operating Expenses:
     Amortization                                        402             403
     Professional fees                                 2,515           1,823
     Rent                                                300             300
     Other                                                29              27
                                                 -----------    ------------
       Total Operating Expenses                        3,246           2,553
                                                 -----------    ------------

Net Loss                                         $    (3,246)   $     (2,553)
                                                 -----------    ------------

Per Share                                        $       nil    $        nil
                                                 ===========    ------------

Weighted Average Number of Shares Outstanding      2,000,000       2,000,000
                                                 ===========    ============
























The accompanying notes are an integral part of the financial statements.

                           ZIRCONIUM CAPITAL CORP.

                           STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                  Three Months Ended
                                            March 31, 2000  March 31, 1999
                                            --------------  --------------

Cash Flows from Operating Activities:
     Net (loss)                              $    (3,246)    $   (2,553)
     Amortization                                    402            403
     Increase (decrease) in accounts
      payable                                     (2,804)           998
                                              ----------     ----------

  Net Cash (Used in) Operating Activities         (5,648)        (1,152)
                                              ----------     ----------


Cash Flows from Investing Activities                   -              -
                                              ----------     ----------

Cash Flows from Financing Activities:
     Increase in advances, related parties         4,812            200
     Increase in additional paid-in capital          900            900
                                              ----------     ----------

  Net Cash Provided by Financing Activities        5,712          1,100
                                              ----------     ----------

Increase(decrease) in Cash                            64            (52)

Cash, Beginning of Period                            113            355
                                              ----------     ----------

Cash, End of Period                           $      177     $      303
                                              ==========     ==========

Interest Paid                                 $        -     $        -
                                              ==========     ==========

Income Taxes Paid                             $        -     $        -
                                              ==========     ==========









The accompanying notes are an integral part of the financial statements.

                           ZIRCONIUM CAPITAL CORP.

                        NOTES TO FINANCIAL STATEMENTS
                         March 31, 2000 (Unaudited)


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

(2)  Basis of Presentation - Going Concern

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

The Company generated no revenues during the quarter ended March 31, 2000, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At March 31, 2000, the Company had no material commitments for capital expenditures.

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


                                   ZIRCONIUM CAPITAL CORP.



Date: May 16, 2000                By: /s/ Joseph J. Peirce
                                      Joseph J. Peirce, President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically