Form 10QSB
period 2000-06-30
ZIRCONIUM CAPITAL CORP
filed 2000-08-24
CIK 1056884

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                               FORM 10-QSB




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended June 30, 2000


                       Commission File Number:  0-24867


                          Royal Belle Capital Corp.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Colorado                                   84-1473047
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


                          5770 South Beech Court
                       Greenwood Village, Colorado  80121
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

                            Yes X             No___


As of June 30, 2000, the Registrant had 2,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                   INDEX

                                                                 Page
                                                                Number


Part I.   Financial Information

  Item 1. Financial Statements

          Review Report of Independent Certified
          Public Accountant ....................................  3

          Balance Sheets as of June 30, 2000
          and December 31, 1999 ................................  4

          Statements of Operations, Three Months
          Ended June 30, 2000 and 1999 .........................  5

          Statements of Operations, Six Months
          Ended June 30, 2000 and 1999 .........................  6

          Statements of Cash Flows, Six Months
          Ended June 30, 2000 and 1999 .........................  7

          Notes to Financial Statements ........................  8

  Item 2. Management's Discussion and Analysis of
          Financial Conditions and Results of
          Operations ...........................................  9

Part II.  Other Information .................................... 10

            REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Royal Belle Capital Corp.
Greenwood Village, CO

We have reviewed the accompanying balance sheet of Royal Belle Capital Corp. as of June 30, 2000, and the related statements of operations and cash flows for the three months and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Royal Belle Capital Corp.

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



                               /s/ Schumacher & Associates, Inc.

                               Schumacher & Associates, Inc.
                               Certified Public Accountants
                               2525 Fifteenth Street, Suite 3H
                               Denver, Colorado 80211
August 11, 2000

                         ROYAL BELLE CAPITAL CORP.

                              BALANCE SHEETS
                               (Unaudited)

                                 ASSETS

                                                 June 30      December 31
                                                   2000           1999
                                              ------------     -----------

Current Assets
 Cash                                         $       605      $      654
                                              -----------      ----------
  Total Current Assets                                605             654

Organization costs, net of amortization             4,025           4,830
                                              -----------      ----------

  Total Assets                                $     4,630      $    5,484
                                              ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                               3,989           1,550
     Advances payable, related parties                523               -
                                              -----------      ----------
  Total Current Liabilities                         4,512           1,550
                                              -----------      ----------

Stockholders' Equity:
Preferred Stock, no par value,
     5,000,000 shares authorized
     none issued and outstanding                        -               -
 Common Stock, no par value,
     100,000,000 shares authorized
     2,000,000 shares issued and
     outstanding                                   12,050          12,050
Additional paid-in capital                          9,000           7,200
Accumulated deficit                               (20,932)        (15,316)
                                              -----------      ----------
Total Stockholders' Equity                            118           3,934
                                              -----------      ----------

Total Liabilities and Stockholders' Equity    $     4,630      $    5,484
                                              ===========      ==========







The accompanying notes are an integral part of the financial statements.

                           ROYAL BELLE CAPITAL CORP.

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                                                    Three Months Ended
                                              June 30, 2000      June 30, 1999
                                              -------------      -------------


Revenues                                      $          -        $         -
                                              ------------        -----------

Operating Expenses:
     Amortization                                      402                402
     Professional fees                               1,631                963
     Rent                                              300                300
     Other                                              25                 19
                                              ------------        -----------
       Total Operating Expenses                      2,358              1,684
                                              ------------        -----------

Net Loss                                      $     (2,358)       $    (1,684)
                                              ------------        -----------

Per Share                                     $        nil        $       nil
                                              ============        ===========

Weighted Average Number of Shares Outstanding    2,000,000          2,000,000
                                              ============        ===========

























The accompanying notes are an integral part of the financial statements.

                           ROYAL BELLE CAPITAL CORP.

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                                                     Six Months Ended
                                              June 30, 2000      June 30, 1999
                                              -------------      -------------


Revenues                                      $          -        $         -
                                              ------------        -----------

Operating Expenses:
     Amortization                                      805                805
     Professional fees                               4,162              2,876
     Rent                                              600                600
     Advertising                                         -                448
     Other                                              49                 32
                                              ------------        -----------
       Total Operating Expenses                      5,616              4,761
                                              ------------        -----------

Net Loss                                      $     (5,616)       $    (4,761)
                                              ------------        -----------

Per Share                                     $        nil        $       nil
                                              ============        ===========

Weighted Average Number of Shares Outstanding    2,000,000          2,000,000
                                              ============        ===========

























The accompanying notes are an integral part of the financial statements.

                           ROYAL BELLE CAPITAL CORP.

                           STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                   Six Months Ended
                                           June 30, 2000     June 30, 1999
                                           -------------     -------------


Cash Flows from Operating Activities:
     Net (loss)                             $     (5,616)      $     (4,761)
     Amortization                                    805                805
     Increase in accounts payable                  2,439                631
                                            ------------       ------------

  Net Cash (Used in) Operating Activities         (2,372)            (3,325)
                                            ------------       ------------


Cash Flows from Investing Activities                   -                  -
                                            ------------       ------------

Cash Flows from Financing Activities:
     Advances from related parties                   523                  -
     Increase in additional paid-in capital        1,800              1,800
                                            ------------       ------------

  Net Cash Provided by Financing Activities        2,323              1,800
                                            ------------       ------------

(Decrease) in Cash                                   (49)            (1,525)

Cash, Beginning of Period                            654              2,227
                                            ------------       ------------

Cash, End of Period                         $        605       $        702
                                            ============       ============

Interest Paid                               $          -       $          -
                                            ============       ============

Income Taxes Paid                           $          -       $          -
                                            ============       ============







The accompanying notes are an integral part of the financial statements.

                           ROYAL BELLE CAPITAL CORP.

                        NOTES TO FINANCIAL STATEMENTS
                       June 30, 2000 (Unaudited)


(1)   Condensed Financial Statements

The financial statements included herein have been prepared by Royal Belle Capital Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Royal Belle Capital Corp. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1999 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Royal Belle Capital Corp. later in the year.

The management of Royal Belle Capital Corp. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

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

                                   ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Royal Belle Capital Corp. (the "Company") was organized as a Colorado corporation on December 5, 1996, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities. Management has not identified any particular business or industry within which the Company will seek an acquisition or merger. The Company has not conducted, nor have others made available to it, market research supporting the viability of the Company's proposed operations.

The Company generated no revenues during the quarter ended June 30, 2000, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At June 30, 2000, the Company had no material commitments for capital expenditures.

                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits.  The following exhibit is being filed with this report:

           Exhibit 27   Financial Data Schedule

     (b)   Reports on Form 8-K.  None

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ROYAL BELLE CAPITAL CORP.



Date: August 11, 2000               By:/s/ Joseph J. Peirce
                                      Joseph J. Peirce, President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically