Form 10QSB
period 2000-09-30
ZIRCONIUM CAPITAL CORP
filed 2000-11-20
CIK 1056884

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                               FORM 10-QSB




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended September 30, 2000


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

                            Yes X             No___


As of September 30, 2000, the Registrant had 2,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                               INDEX

                                                                    Page
                                                                   Number

Part I.  Financial Information

     Item I.   Financial Statements

               Review Report of Independent Certified
                 Public Accountant                                    3

               Balance Sheets as of September 30, 2000
                 and December 31, 1999                                4

               Statements of Operations, Three Months
                 Ended September 30, 2000 and 1999                    5

               Statements of Operations, Nine Months
                 Ended September 30, 2000 and 1999                    6

               Statements of Cash Flows, Nine Months
                 Ended September 30, 2000 and 1999                    7

               Notes to Financial Statements                          8

     Item 2.   Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations                                             9

Part II.  Other Information                                          10

       REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Zirconium Capital Corp.
Greenwood Village, CO

We have reviewed the accompanying balance sheet of Zirconium Capital Corp. as of September 30, 2000, and the related statements of operations and cash flows for the three months and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Zirconium Capital Corp.

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



                              /s/ Schumacher & Associates, Inc.
                              Schumacher & Associates, Inc.
                              Certified Public Accountants
                              2525 Fifteenth Street, Suite 3H
                              Denver, Colorado 80211

November 8, 2000

                          ZIRCONIUM CAPITAL CORP.

                              BALANCE SHEETS
                               (Unaudited)

                                 ASSETS

                                              September 30     December 31
                                                  2000             1999
                                              ------------     -----------

Current Assets
 Cash                                         $       120      $      113
                                              -----------      ----------
  Total Current Assets                                120             113

Organization costs, net of amortization             3,623           4,830
                                              -----------      ----------

  Total Assets                                $     3,743      $    4,943
                                              ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                         $     3,474      $    4,719
     Advances payable, related parties              6,511           1,699
                                              -----------      ----------
  Total Current Liabilities                         9,985           6,418
                                              -----------      ----------

Stockholders' (Deficit):
Preferred Stock, no par value,
     5,000,000 shares authorized
     none issued and outstanding                        -               -
 Common Stock, no par value,
     100,000,000 shares authorized
     2,000,000 shares issued and
     outstanding                                   10,050          10,050
Additional paid-in capital                          9,900           7,200
Accumulated deficit                               (26,192)        (18,725)
                                              -----------      ----------
Total Stockholders' (Deficit)                      (6,242)         (1,475)
                                              -----------      ----------

Total Liabilities and Stockholders' (Deficit) $     3,743      $    4,943
                                              ===========      ==========


The accompanying notes are an integral part of the financial statements.

                           ZIRCONIUM CAPITAL CORP.

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                                                  Three Months Ended
                                               September 30, September 30,
                                                  2000           1999



Revenues                                       $         -    $          -
                                               -----------    ------------

Operating Expenses:
     Amortization                                      403             403
     Professional fees                               1,257           1,266
     Rent                                              300             300
     Other                                              29              98
                                               -----------    ------------
       Total Operating Expenses                      1,989           2,067
                                               -----------    ------------

Net Loss                                       $    (1,989)   $     (2,067)
                                               -----------    ------------

Per Share                                      $       nil    $        nil
                                               ===========    ------------

Weighted Average Number of Shares Outstanding    2,000,000       2,000,000
                                               ===========    ============




















The accompanying notes are an integral part of the financial statements.

                           ZIRCONIUM CAPITAL CORP.

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                                                   Nine Months Ended
                                               September 30, September 30,
                                                  2000           1999


Revenues                                       $         -    $          -
                                               -----------    ------------

Operating Expenses:
     Amortization                                    1,208           1,208
     Professional fees                               5,274           5,986
     Rent                                              900             900
     Other                                              86             152
                                               -----------    ------------
       Total Operating Expenses                      7,468           8,246
                                               -----------    ------------

Net Loss                                       $    (7,468)   $     (8,246)
                                               -----------    ------------

Per Share                                      $       nil    $        nil
                                               ===========    ------------

Weighted Average Number of Shares Outstanding    2,000,000       2,000,000
                                               ===========    ============




















The accompanying notes are an integral part of the financial statements.

                           ZIRCONIUM CAPITAL CORP.

                           STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                   Nine Months Ended
                                               September 30, September 30,
                                                  2000           1999



Cash Flows from Operating Activities:
     Net (loss)                              $    (7,468)   $    (8,246)
     Amortization                                  1,208          1,207
     Increase (decrease) in accounts
      payable                                     (1,245)         3,926
                                              ----------     ----------

  Net Cash (Used in) Operating Activities         (7,505)        (3,113)
                                              ----------     ----------


Cash Flows from Investing Activities                   -              -
                                              ----------     ----------

Cash Flows from Financing Activities:
     Increase in advances, related parties         4,812            200
     Increase in additional paid-in capital        2,700          2,700
                                              ----------     ----------

  Net Cash Provided by Financing Activities        7,512          2,900
                                              ----------     ----------

Increase (decrease) in Cash                            7           (213)

Cash, Beginning of Period                            113            355
                                              ----------     ----------

Cash, End of Period                           $      120     $      142
                                              ==========     ==========

Interest Paid                                 $        -     $        -
                                              ==========     ==========

Income Taxes Paid                             $        -     $        -
                                              ==========     ==========






The accompanying notes are an integral part of the financial statements.

                           ZIRCONIUM CAPITAL CORP.

                        NOTES TO FINANCIAL STATEMENTS
                       September 30, 2000 (Unaudited)


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

(2)  Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management is attempting to raise additional capital.

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

The Company generated no revenues during the quarter ended September 30, 2000, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 2000, the Company had no material commitments for capital expenditures.

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


                                   ZIRCONIUM CAPITAL CORP.



Date: November 8, 2000             By:/s/ Joseph J. Peirce
                                      Joseph J. Peirce, President