Form 10KSB
period 2000-12-31
ZIRCONIUM CAPITAL CORP
filed 2001-03-29
CIK 1056884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


                For the Fiscal Year ended: December 31, 2000

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

As of December 31, 2000, 2,000,000 shares of common stock were outstanding.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. No public market for any securities of the Company has developed, and no firm has undertaken to make a market in the Company's securities.

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's no par value common stock at March 10, 2000, was approximately 11.

     (c) DIVIDENDS. No dividends have been declared or paid by the Company since inception.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     During the period from the Company's inception on December 9, 1996 to December 31, 2000, the Company engaged in no significant operations other than the search for possible acquisition candidates. No revenues were received by the Company during the fiscal year. The Company experienced a net loss of $(9,576) during the year ended December 31, 2000, which was primarily the result of the legal and accounting costs of compliance with the reporting requirements of the securities laws, and general and administrative expenses.

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

     As of December 31, 2000, the Company had no material commitments for capital expenditures.

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

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Directors and Officers of the Company are as follows:

          Name                Age         Positions and Offices Held
          ----                ---         --------------------------

     Joseph J. Peirce         57      President and Director

     Timothy J. Brasel        42      Secretary, Treasurer and Director

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

     J.J. PEIRCE. Mr. Peirce has served as the President and a Director of the Company since December 1996. He also serves as the President and a director of six other companies which were formed at the same time and for the same purpose as the Company. These companies are Westlake Capital Corp., Calneva Capital Corp., Studio Capital Corp., Royal Belle Capital Corp, Hightop Capital Corp., and Antares Capital Corp. For approximately the last 23 years Mr. Peirce has served as President and owner of Peirce Enterprises, Inc., which has been engaged in commercial real estate sales and which has provided consulting services in various areas including patents, product development and mergers and acquisitions.

     TIMOTHY J. BRASEL. Mr. Brasel has served as Secretary, Treasurer and a Director of the Company since December 1996. He serves as a Director of a publicly-held shell named Beechport Capital Corp. He also serves as a director of seven other companies which were formed in December 1996 for the same purpose as the Company. These companies are Aspen Capital Corp., Westlake Capital Corp., Calneva Capital Corp., Studio Capital Corp., Royal Belle Capital Corp., Hightop Capital Corp., and Antares Capital Corp. From December 1996 until September 1998, he served as President and a Director of Cypress Capital, Inc., which completed an acquisition of Terra Telecommunications, Inc. during September 1998. From September 1995 until January 1999, he served as President and a Director of High Hopes, Inc. which completed an acquisition of certain technology from Sanga e-Health LLC during January 1999. From May 1995 until August 1997, Mr. Brasel served as President and a director of Universal Capital Corp., which completed an acquisition of Remarc International Inc. during August 1997. From February 1996 until February 1997, Mr. Brasel served as President and a director of Capital 2000, Inc. which completed an acquisition of United Shields Corporation in February 1997. From July 1996 until December 1997, Mr. Brasel served as President and a director of Mahogany Capital, Inc. which completed an acquisition of Pontotoc Production Company, Inc. during December 1997. From July 1996 until May 1998, Mr. Brasel served as President and a director of Walnut Capital, Inc., which completed a merger with Links Ltd. during May 1998. From March 1990 until September 1994, Mr. Brasel served as President, Secretary, Treasurer and a Director of Prentice Capital, Inc., a publicly-held blank-check company which completed an acquisition of Universal Footcare, Inc. From March 1990 until August 1993, Mr. Brasel was President, Secretary and a Director of Brasel Ventures, Inc., a publicly-held blank-check company, which completed an acquisition of American Pharmaceutical Company. Since January 1987, Mr. Brasel has been President and a Director of Bleu Ridge Consultants, Inc., a business and management consulting firm located in Denver, Colorado. Mr. Brasel received a Bachelor of Science Degree in Business Administration from Morningside College, Sioux City, Iowa in 1980.

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


     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 2000.

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

          Statements of Cash Flows                               F-6

          Notes to Financial Statements                          F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Zirconium Capital Corp.
Aurora, CO

We have audited the accompanying balance sheet of Zirconium Capital Corp. (a development-stage company) as of December 31, 2000, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2000 and December 31, 1999 and for the period from December 5, 1996 (date of inception) through December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Zirconium Capital Corp. (a development-stage company) as of December 31, 2000, and the results of its operations, changes in its stockholders' (deficit) and its cash flows for the years ended December 31, 2000 and December 31, 1999 and for the period from December 5, 1996 (date of inception) through December 31, 2000 in conformity with generally accepted accounting principles.

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



                         /s/ Schumacher & Associates, Inc.

                         Schumacher & Associates, Inc.
                         Certified Public Accountants
                         2525 Fifteenth Street, Suite 3H
                         Denver, CO 80211

March 16, 2001

                            ZIRCONIUM CAPITAL CORP.
                         (A Development Stage Company)

                                 BALANCE SHEET
                                December 31, 2000

                                    ASSETS

Current Assets:
  Cash                                                          $        91
                                                                -----------
     Total Current Assets                                                91

Organization costs, net of
  amortization                                                        3,220
                                                                -----------
TOTAL ASSETS                                                    $     3,311
                                                                ===========

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                                              $     4,251
  Advances payable, related parties                                   6,511
                                                                -----------
     Total Current Liabilities                                       10,762
                                                                -----------
TOTAL LIABILITIES                                                    10,762
                                                                -----------

Stockholders' (Deficit):
  Preferred stock, no par value
   5,000,000 shares authorized,
   none issued and outstanding                                            -
  Common stock, no par value
   100,000,000 shares authorized,
   2,000,000 issued and outstanding                                  10,050
  Additional Paid In Capital                                         10,800
  Accumulated (Deficit)                                             (28,301)
                                                                -----------

TOTAL STOCKHOLDERS' (DEFICIT)                                        (7,451)
                                                                -----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                   $     3,311
                                                                ===========










The accompanying notes are an integral part of the financial statements.

                            ZIRCONIUM CAPITAL CORP.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS

            For the Period from December 5, 1996 (date of inception)
                          through December 31, 2000


                                                                    For the
                                                                  Period from
                                                                  December 5,
                                                                 1996 (date of
                                                                   inception)
                                   Year Ended      Year Ended       through
                                   December 31,    December 31,   December 31,
                                      2000            1999           2000
                                   -----------     -----------   ------------

Revenue                            $         -     $         -   $         -
                                   -----------     -----------   -----------

Expenses
  Advertising                                -               -           448
  Amortization                           1,610           1,610         4,830
  Legal and audit fees                   4,251           4,494        10,695
  Rent                                   1,200           1,200         3,600
  Professional fees                      2,400           2,435         7,235
  Other                                    115             182         1,493
                                   -----------     -----------   -----------
                                         9,576           9,921        28,301
                                   -----------     -----------   -----------
Net (Loss)                         $    (9,576)    $    (9,921)  $   (28,301)
                                   -----------     -----------   -----------
Per Share                          $       nil     $       nil   $      (.01)
                                   ===========     ===========   ===========

Weighted Average Shares
Outstanding                          2,000,000       2,000,000     2,000,000
                                   ===========     ===========   ===========














The accompanying notes are an integral part of the financial statements.

                           ZIRCONIUM CAPITAL CORP.
                         (A Development Stage Company)

                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

             For the Period from December 5, 1996 (date of inception)
                           through December 31, 2000

                                                                      Additional
                           Preferred    Stock      Common     Stock    Paid-in    Accumulated
                           No./Shares   Amount   No./Shares   Amount   Capital      Deficit     Total
                           ----------   ------   ----------   ------  ----------  -----------   ------
Balance at December 5,
1996                                -   $    -            -   $    -  $        -  $         -   $    -

Common stock issued for
cash, at inception, at
$.00005 per share                   -        -    1,000,000       50           -            -       50
                           ----------   ------   ----------   ------  ----------  -----------   ------

Balance at December 31,
1996                                -        -    1,000,000       50           -            -       50

Common Stock issued for
cash, at $.01 per share             -        -    1,000,000   10,000           -            -   10,000

Net loss-year ended
December 31, 1997                   -        -            -        -           -            -        -
                           ----------   ------   ----------   ------  ----------  -----------   ------

Balance at December 31,
1997                                -        -    2,000,000   10,050           -            -   10,050

Contributed capital -
services and facilities
provided by related parties         -        -            -        -       3,600            -    3,600

Net loss-year ended
December 31, 1998                   -        -            -        -           -       (8,804)  (8,804)
                           ----------   ------   ----------   ------  ----------  -----------   ------

Balance at December 31,
1998                                -        -    2,000,000   10,050       3,600       (8,804)   4,846

Contributed capital -
Services and facilities
provided by related
parties                             -        -            -        -       3,600            -    3,600

Net loss-year ended
December 31, 1999                   -        -            -        -           -       (8,333)  (8,333)
                           ----------   ------   ----------   ------  ----------  -----------   ------

Balance at December 31,
1999                                -        -    2,000,000   10,050       7,200      (18,726)  (1,475)

Contributed capital -
Services and facilities
provided by related
parties                             -        -            -        -       3,600            -    3,600

Net loss-year ended
December 31, 2000                   -        -            -        -           -       (9,576)  (9,576)
                           ----------   ------   ----------   ------  ----------  -----------   ------

Balance at December 31,
2000                                -   $    -    2,000,000  $10,050  $   10,800  $   (28,301) $(7,451)
                           ==========   ======   ==========  =======  ==========  ===========  =======



 The accompanying notes are an integral part of the financial statements.

                           ZIRCONIUM CAPITAL CORP.
                       (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS

            For the Period from December 5, 1996 (date of inception)
                          through December 31, 2000

                                                                   For the
                                                                 Period from
                                                                 December 5,
                                                                 1996 (date of
                                                                  inception)
                                   Year Ended      Year Ended      through
                                   December 31,    December 31,   December 31,
                                      2000            1999           2000
                                   -----------     -----------   ------------
Operating Activities:
 Net (Loss)                        $    (9,576)    $    (9,921)  $  (28,301)
 Adjustment to reconcile net
  (loss) to net cash provided
  by operating activities:
   Amortization                          1,610           1,610        4,830
   Increase (decrease)in accounts
    payable                               (467)          4,269        4,251
                                   -----------     -----------   ----------
   Net Cash Provided by (Used in)
    Operating Activities                (8,433)         (4,042)     (19,220)
                                   -----------     -----------   ----------

Cash Flows from Investing
 Activities                                  -               -            -
                                   -----------     -----------   ----------

Cash Flows from Financing
 Activities:
   Organization costs incurred               -               -       (8,050)
   Increase in additional
    paid-in capital                      3,600           3,600       10,800
   Advances from related parties         4,811             200        6,511
   Issuance of common stock                  -               -       10,050
                                   -----------     -----------   ----------
Net Cash Provided by (Used in)
 Financing Activities                    8,411           3,800       19,311
                                   -----------     -----------   ----------

Increase (decrease) in Cash                (22)           (242)          91

Cash, Beginning of Period                   113             355           -
                                   -----------     -----------   ----------

Cash, End of Period                $        91     $       113   $       91
                                   ===========     ===========   ==========

Interest Paid                      $         -     $         -   $        -
                                   ===========     ===========   ==========

Income Taxes Paid                  $         -     $         -   $        -
                                   ===========     ===========   ==========

The accompanying notes are an integral part of the financial statements.

                            ZIRCONIUM CAPITAL CORP.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 2000

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

     (d)  Income Taxes

          As of December 31, 2000, the Company had net operating losses available for carryover to future years of approximately $28,300, expiring in various years through 2020. Utilization of these carryovers may be limited if there is a change in control of the Company. As of December 31, 2000, the Company has total deferred tax assets of approximately $5,700 due to operating loss carryforwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $5,700. Thus, no tax assets have been recorded in the financial statements as of December 31, 2000.

                            ZIRCONIUM CAPITAL CORP.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 2000

(1)  Summary of Accounting Policies, Continued

     (e)  Basis of Presentation - Going Concern

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency that raise substantial doubts about its ability to continue as a going concern.

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

                                 ZIRCONIUM CAPITAL CORP.


Dated:  March 28, 2001           By: /s/ Joseph J. Peirce
                                    Joseph J. Peirce, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURE                     TITLE                    DATE


/s/ Joseph J. Peirce          President and Director    March 28, 2001
Joseph J. Peirce



/s/ Timothy J. Brasel         Secretary, Treasurer      March 28, 2001
Timothy J. Brasel             and Director