Form 10QSB
period 2001-03-31
ZIRCONIUM CAPITAL CORP
filed 2001-05-21
CIK 1056884

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                                  FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001

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

                            Yes X             No___


As of March 31, 2001, the Registrant had 2,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                     INDEX

                                                                   Page
                                                                  Number

Part I.   Financial Information

     Item I.   Financial Statements

               Review Report of Independent Certified
               Public Accountant                                     2

               Balance Sheets as of March 31, 2001
               and December 31, 2000                                 3

               Statements of Operations, Three Months
               Ended March 31, 2001 and 2000                         4

               Statements of Cash Flows, Three Months
               Ended March 31, 2001 and 2000                         5

               Notes to Financial Statements                         6

     Item 2.   Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations                                            7

Part II.  Other Information                                          8

REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Zirconium Capital Corp.
Greenwood Village, CO

We have reviewed the accompanying balance sheet of Zirconium Capital Corp. as of March 31, 2001, and the related statements of operations and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Zirconium Capital Corp.

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


                                 /s/ Schumacher & Associates, Inc.

                                 Schumacher & Associates, Inc.
                                 Certified Public Accountants
                                 2525 Fifteenth Street, Suite 3H
                                 Denver, Colorado 80211
May 18, 2001

                             ZIRCONIUM CAPITAL CORP.

                                 BALANCE SHEETS
                                   (Unaudited)

                                      ASSETS

                                               March 31        December 31
                                                 2001             2000
                                              ------------     -----------

Current Assets
 Cash                                         $        62      $       91
                                              -----------      ----------
  Total Current Assets                                 62              91

Organization costs, net of amortization             2,817           3,220
                                              -----------      ----------

  Total Assets                                $     2,879      $    3,311
                                              ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                         $     1,883      $    4,251
     Advances payable, related parties             10,821           6,511
                                              -----------      ----------
  Total Current Liabilities                        12,704          10,762
                                              -----------      ----------

Stockholders' (Deficit):
Preferred Stock, no par value,
     5,000,000 shares authorized
     none issued and outstanding                        -               -
 Common Stock, no par value,
     100,000,000 shares authorized
     2,000,000 shares issued and
     outstanding                                   10,050          10,050
Additional paid-in capital                         11,700          10,800
Accumulated deficit                               (31,575)        (28,301)
                                              -----------      ----------
Total Stockholders' (Deficit)                      (9,825)         (7,451)
                                              -----------      ----------

Total Liabilities and Stockholders' (Deficit) $     2,879      $    3,311
                                              ===========      ==========




The accompanying notes are an integral part of the financial statements.

                            ZIRCONIUM CAPITAL CORP.

                            STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                Three Months Ended
                                           March 31, 2001   March 31, 2000
                                           --------------   --------------

Revenues                                   $         -      $          -
                                           -----------      ------------

Operating Expenses:
     Amortization                                  403               402
     Professional fees                           2,542             2,515
     Rent                                          300               300
     Other                                          29                29
                                           -----------      ------------
       Total Operating Expenses                  3,274             3,246
                                           -----------      ------------

Net Loss                                   $    (3,274)     $     (3,246)
                                           -----------      ------------

Per Share                                  $       nil      $        nil
                                           ===========      ============

Weighted Average Number of Shares
  Outstanding                                2,000,000         2,000,000
                                           ===========      ============

























The accompanying notes are an integral part of the financial statements.

                             ZIRCONIUM CAPITAL CORP.

                             STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                   Three Months Ended
                                            March 31, 2001   March 31, 2000
                                            --------------   --------------

Cash Flows from Operating Activities:
  Net (loss)                                $    (3,274)     $    (3,246)
  Amortization                                      403              402
  Increase (decrease) in accounts
   payable                                       (2,368)          (2,804)
                                             ----------       ----------

     Net Cash (Used in) Operating
      Activities                                 (5,239)          (5,648)
                                             ----------       ----------


Cash Flows from Investing Activities                  -                -
                                             ----------       ----------

Cash Flows from Financing Activities:
  Increase in advances, related parties           4,310            4,812
  Increase in additional paid-in capital            900              900
                                             ----------       ----------

     Net Cash Provided by Financing
      Activities                                  5,210            5,712
                                             ----------       ----------

Increase (decrease) in Cash                         (29)              64

Cash, Beginning of Period                            91              113
                                             ----------       ----------

Cash, End of Period                          $       62       $      177
                                             ==========       ==========

Interest Paid                                $        -       $        -
                                             ==========       ==========

Income Taxes Paid                            $        -       $        -
                                             ==========       ==========









The accompanying notes are an integral part of the financial statements.

                             ZIRCONIUM CAPITAL CORP.

                          NOTES TO FINANCIAL STATEMENTS
                            March 31, 2001 (Unaudited)


(1)   Condensed Financial Statements

The financial statements included herein have been prepared by Zirconium Capital Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Zirconium Capital Corp. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2000 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Zirconium Capital Corp. later in the year.

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

The Company generated no revenues during the quarter ended March 31, 2001, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At March 31, 2001, the Company had no material commitments for capital expenditures.

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


                                   ZIRCONIUM CAPITAL CORP.



Date: May 18, 2001                 By:/s/ Joseph J. Peirce
                                      Joseph J. Peirce, President