Form 10QSB
period 2001-06-30
ZIRCONIUM CAPITAL CORP
filed 2001-08-14
CIK 1056884

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                               FORM 10-QSB




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended June 30, 2001


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

                            Yes X             No___


As of June 30, 2001, the Registrant had 2,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X



                                   INDEX

                                                                 Page
                                                                 Number

Part I.       Financial Information

     Item I.     Financial Statements

               Review Report of Independent Certified
                 Public Accountant                            2

               Balance Sheets as of June 30, 2001
                 and December 31, 2000                             3

               Statements of Operations, Three Months
                 Ended June 30, 2001 and 2000                      4

               Statements of Operations, Six Months
                 Ended June 30, 2001 and 2000                      5

               Statements of Cash Flows, Six Months
                 Ended June 30, 2001 and 2000                      6

               Notes to Financial Statements                       7

     Item 2.     Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                        8

Part II.  Other Information                                        9

        REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Zirconium Capital Corp.
Greenwood Village, CO

We have reviewed the accompanying balance sheet of Zirconium Capital Corp. as of June 30, 2001, and the related statements of operations and cash flows for the three months and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Zirconium Capital Corp.

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




                              Schumacher & Associates, Inc.
                              Certified Public Accountants
                              2525 Fifteenth Street, Suite 3H
                              Denver, Colorado 80211
August 10, 2001

                          ZIRCONIUM CAPITAL CORP.

                              BALANCE SHEETS
                               (Unaudited)

                                 ASSETS

                                                 June 30      December 31
                                                   2001           2000
                                              ------------     -----------

Current Assets
 Cash                                         $        20      $       91
                                              -----------      ----------
  Total Current Assets                                 20              91

Organization costs, net of amortization             2,415           3,220
                                              -----------      ----------

  Total Assets                                $     2,435      $    3,311
                                              ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                         $     2,443      $    4,251
     Advances payable, related parties             10,821           6,511
                                              -----------      ----------
  Total Current Liabilities                        13,264          10,762
                                              -----------      ----------

Stockholders' (Deficit):
Preferred Stock, no par value,
     5,000,000 shares authorized
     none issued and outstanding                        -               -
 Common Stock, no par value,
     100,000,000 shares authorized
     2,000,000 shares issued and
     outstanding                                   10,050          10,050
Additional paid-in capital                         12,600          10,800
Accumulated deficit                               (33,479)        (28,301)
                                              -----------      ----------
Total Stockholders' (Deficit)                     (10,829)         (7,451)
                                              -----------      ----------

Total Liabilities and Stockholders' (Deficit) $     2,435      $    3,311
                                              ===========      ==========


The accompanying notes are an integral part of the financial statements.

                           ZIRCONIUM CAPITAL CORP.

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                                                  Three Months Ended
                                              June 30, 2001   June 30, 2000
                                              -------------   -------------


Revenues                                       $         -    $          -
                                               -----------    ------------

Operating Expenses:
     Amortization                                      402             403
     Professional fees                               1,160           1,502
     Rent                                              300             300
     Other                                              42              28
                                               -----------    ------------
       Total Operating Expenses                      1,904           2,233
                                               -----------    ------------

Net Loss                                       $    (1,904)   $     (2,233)
                                               -----------    ------------

Per Share                                      $       nil    $        nil
                                               ===========    ------------

Weighted Average Number of Shares Outstanding    2,000,000       2,000,000
                                               ===========    ============




















The accompanying notes are an integral part of the financial statements.

                           ZIRCONIUM CAPITAL CORP.

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                                                   Six Months Ended
                                              June 30, 2001   June 30, 2000
                                              -------------   -------------


Revenues                                       $         -    $          -
                                               -----------    ------------

Operating Expenses:
     Amortization                                      805             805
     Professional fees                               3,702           4,017
     Rent                                              600             600
     Other                                              71              57
                                               -----------    ------------
       Total Operating Expenses                      5,178           5,479
                                               -----------    ------------

Net Loss                                       $    (5,178)   $     (5,479)
                                               -----------    ------------

Per Share                                      $       nil    $        nil
                                               ===========    ------------

Weighted Average Number of Shares Outstanding    2,000,000       2,000,000
                                               ===========    ============




















The accompanying notes are an integral part of the financial statements.

                           ZIRCONIUM CAPITAL CORP.

                           STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                   Six Months Ended
                                            June 30, 2001  June 30, 2000
                                            -------------  -------------


Cash Flows from Operating Activities:
     Net (loss)                              $    (5,178)   $    (5,479)
     Adjustment to reconcile net
     (loss) to net cash provided
     by operating activities:
      Amortization                                   805            805
      (Decrease) in accounts
       payable                                    (1,808)        (1,902)
                                              ----------     ----------

  Net Cash (Used in) Operating Activities         (6,181)        (6,576)
                                              ----------     ----------


Cash Flows from Investing Activities                   -              -
                                              ----------     ----------

Cash Flows from Financing Activities:
     Increase in advances, related parties         4,310          4,812
     Increase in additional paid-in capital        1,800          1,800
                                              ----------     ----------

  Net Cash Provided by Financing Activities        6,110          6,612
                                              ----------     ----------

Increase (decrease) in Cash                          (71)            36

Cash, Beginning of Period                             91            113
                                              ----------     ----------

Cash, End of Period                           $       20     $      149
                                              ==========     ==========

Interest Paid                                 $        -     $        -
                                              ==========     ==========

Income Taxes Paid                             $        -     $        -
                                              ==========     ==========







The accompanying notes are an integral part of the financial statements.

                           ZIRCONIUM CAPITAL CORP.

                        NOTES TO FINANCIAL STATEMENTS
                          June 30, 2001 (Unaudited)


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

The Company generated no revenues during the quarter ended June 30, 2001, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At June 30, 2001, the Company had no material commitments for capital expenditures.

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


                                   ZIRCONIUM CAPITAL CORP.



Date: August 10, 2001                By:/s/ Joseph J. Peirce
                                      Joseph J. Peirce, President