Form 10QSB
period 2001-09-30
ZIRCONIUM CAPITAL CORP
filed 2001-12-14
CIK 1056884

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                               FORM 10-QSB



      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended September 30, 2001


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


                       301 E. Ocean Boulevard, Suite 210
                          Long Beach, California 90802
          ----------------------------------------------------------
          (Address of principal executive offices including zip code)


                              (562) 983-0660
                        --------------------------
                        (Issuer's telephone number)





Check whether the issuer (1) filed all reports
 required to be filed by Section
13 or 15(d) of the Exchange Act during the preceding
 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___


As of September 30, 2001, the Registrant had 2,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X



INDEX

											  	   Page
											       Number

Part I.  	Financial Information

	Item I.	Financial Statements

			Review Report of Independent Certified
			  Public Accountant						2

			Balance Sheets as of September 30, 2001
			  and December 31, 2000 					3

			Statements of Operations, Three Months
			  Ended September 30, 2001 and 2000				4

			Statements of Operations, Nine Months
			  Ended September 30, 2001 and 2000				5

			Statements of Cash Flows, Nine Months
			  Ended September 30, 2001 and 2000				6

			Notes to Financial Statements					7

	Item 2.	Management's Discussion and Analysis of
			  Financial Conditions and Results of
			  Operations							8

Part II.  Other Information								9


REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Zirconium Capital Corp.
Long Beach, CA

We have reviewed the accompanying balance sheet of Zirconium Capital Corp. as of September 30, 2001, and the related statements of operations and cash flows
 for the three months and nine months
 then ended, in accordance with Statements on Standards for Accounting and Review
Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Zirconium Capital Corp.

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




						Schumacher & Associates, Inc.
						Certified Public Accountants
						2525 Fifteenth Street, Suite 3H
						Denver, Colorado 80211
November 30, 2001







                          ZIRCONIUM CAPITAL CORP.

                              BALANCE SHEETS
                               (Unaudited)

                                 ASSETS

                                              September 30     December 31
                                                   2001           2000
                                              ------------     -----------

Current Assets
 Cash                                         $         -      $       91
                                              -----------      ----------
  Total Current Assets                                  -              91

Organization costs, net of amortization             2,013           3,220
                                              -----------      ----------

  Total Assets                                $     2,013      $    3,311
                                              ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                         $     3,524      $    4,251
     Advances payable, related parties             10,821           6,511
                                              -----------      ----------
  Total Current Liabilities                        14,345          10,762
                                              -----------      ----------

Stockholders' (Deficit):
Preferred Stock, no par value,
     5,000,000 shares authorized
     none issued and outstanding                        -               -
 Common Stock, no par value,
     100,000,000 shares authorized
     2,000,000 shares issued and
     outstanding                                   10,050          10,050
Additional paid-in capital                         13,500          10,800
Accumulated deficit                               (35,882)        (28,301)
                                              -----------      ----------
Total Stockholders' (Deficit)                     (12,332)         (7,451)
                                              -----------      ----------

Total Liabilities and Stockholders' (Deficit) $     2,013      $    3,311
                                              ===========      ==========


The accompanying notes are an integral part of the financial statements.

                           ZIRCONIUM CAPITAL CORP.

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                                                  Three Months Ended
                                              September 30,   September 30,
                                                  2001             2000

Revenues                                       $         -    $          -
                                               -----------    ------------

Operating Expenses:
     Amortization                                      403             403
     Professional fees                               1,680           1,257
     Rent                                              300             300
     Other                                              20              29
                                               -----------    ------------
       Total Operating Expenses                      2,403           1,989
                                               -----------    ------------

Net Loss                                       $    (2,403)   $     (1,989)
                                               -----------    ------------

Per Share                                      $       nil    $        nil
                                               ===========    ------------

Weighted Average Number of Shares Outstanding    2,000,000       2,000,000
                                               ===========    ============




















The accompanying notes are an integral part of the financial statements.

                           ZIRCONIUM CAPITAL CORP.

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                                                   Nine Months Ended
                                              September 30,   September 30,
                                                  2001             2000

Revenues                                       $         -    $          -
                                               -----------    ------------

Operating Expenses:
     Amortization                                    1,208           1,208
     Professional fees                               5,382           5,274
     Rent                                              900             900
     Other                                              91              86
                                               -----------    ------------
       Total Operating Expenses                      7,581           7,468
                                               -----------    ------------

Net Loss                                       $    (7,581)   $     (7,468)
                                               -----------    ------------

Per Share                                      $       nil    $        nil
                                               ===========    ------------

Weighted Average Number of Shares Outstanding    2,000,000       2,000,000
                                               ===========    ============




















The accompanying notes are an integral part of the financial statements.

                           ZIRCONIUM CAPITAL CORP.

                           STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                   Nine Months Ended
                                             September 30,  September 30,
                                                 2001            2000


Cash Flows from Operating Activities:
     Net (loss)                              $    (7,581)   $    (7,468)
     Adjustment to reconcile net
     (loss) to net cash provided
     by operating activities:
      Amortization                                 1,208          1,208
      (Decrease) in accounts
       payable                                      (728)        (1,245)
                                              ----------     ----------

  Net Cash (Used in) Operating Activities         (7,101)        (7,505)
                                              ----------     ----------


Cash Flows from Investing Activities                   -              -
                                              ----------     ----------

Cash Flows from Financing Activities:
     Increase in advances, related parties         4,310          4,812
     Increase in additional paid-in capital        2,700          2,700
                                              ----------     ----------

  Net Cash Provided by Financing Activities        7,010          7,512
                                              ----------     ----------

Increase (decrease) in Cash                          (91)             7

Cash, Beginning of Period                             91            113
                                              ----------     ----------

Cash, End of Period                           $        -     $      120
                                              ==========     ==========

Interest Paid                                 $        -     $        -
                                              ==========     ==========

Income Taxes Paid                             $        -     $        -
                                              ==========     ==========







The accompanying notes are an integral part of the financial statements.

                           ZIRCONIUM CAPITAL CORP.

                        NOTES TO FINANCIAL STATEMENTS
                          September 30, 2001 (Unaudited)

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

(2)  Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which
contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency.
These matters raise substantial doubt about the Company's ability to continue as a going concern. Management is attempting to raise additional capital.

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


(3) Change in Control

Effective October 8, 2001, the shareholders
 of the Company entered into an agreement to sell 1,600,000 shares of the Company issued and outstanding common stock. The transaction resulted in a change in control of the Company.







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

The Company generated no revenues during
 the quarter ended September 30, 2001, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 2001, the Company had no material commitments for capital expenditures.

















                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         None.































                                     -9-
                                SIGNATURES


Pursuant to the requirements of the Securities
 Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ZIRCONIUM CAPITAL CORP.



Date: November 30, 2001	          By:  /s/Barrett Evans
					    Barrett Evans, Director, Chairman, President,
					    and Chief Executive Officer




					    By:  /s/ Jeff Conrad
   Jeff Conrad, Director,
 Treasurer, Secretary, and Chief
 Financial Officer

































