Form 10KSB
period 2001-12-31
ZIRCONIUM CAPITAL CORP
filed 2002-04-24
CIK 1056884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


                For the Fiscal Year ended: December 31, 2001

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

           301 East Ocean Blvd., Suite 640, Long Beach, California 90802
          ----------------------------------------------------------
          (Address of principal executive offices including zip code)

Issuer's Telephone Number, Including Area Code:  (562) 983-0660

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

As of December 31, 2001, 2,000,000 shares of common stock were outstanding.

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

     The Company's offices are located at 301
East Ocean Blvd., Suite 640, Long Beach,
California 90802, and its telephone number is (562) 983-0660.




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

     The Company's officers and shareholders have verbally agreed that they will advance to the Company any additional funds which the Company needs for operating capital and for costs in connection with searching for or completing an acquisition or merger.
These persons have further agreed that such advances will be made in proportion to each person's percentage ownership of the Company. These persons have also agreed that such advances will be made interest free without expectation of repayment unless the owners of the business which the Company acquires or merges with agree to repay all or a portion of such advances.
There is no dollar cap on the amount of money which such persons will advance to the Company. The Company will not borrow any funds from anyone other than its current shareholders for the purpose of repaying advances made by the shareholders, and the Company will not borrow any funds to make any payments to the Company's promoters, management or their affiliates or associates.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     From December 9, 1996 until October 8,
2001(inception), the Company has maintained its office in space provided by Timothy J.
Brasel, the Company's Secretary/Treasurer, at no charge. From October 8, 2001 until present, the Company has maintained its office in space provided by Barrett Evans, the Company's President/ Director, at no charge.
The Company owns no real property.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no pending legal proceedings,
and the Company is not aware of
any threatened legal proceedings to
which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of
security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) MARKET INFORMATION. No public market for any securities of the Company has developed, and no firm has undertaken to make a market in the Company's securities.

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK.
The number of record holders of the Company's no par value common stock at March 10, 2001, was approximately 12.

(c) DIVIDENDS.  No dividends have been
declared or paid by the Company since inception.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     During the period from the Company's
inception on December 9, 1996 to December 31, 2001, the Company engaged in no significant operations other than the search for possible acquisition candidates. No revenues were received by the Company during the fiscal year. The Company experienced a net loss of $(11,299) during the year ended December 31, 2001, which was primarily the result of the legal and accounting costs of compliance with the reporting requirements of the securities laws, and general and administrative expenses.

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

     As of December 31, 2001, the Company had no material commitments for capital expenditures.

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

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a)
OF THE EXCHANGE ACT

The Directors and Officers of the
Company are as follows:

          Name                Age         Positions and Offices Held
          ----                ---         --------------------------

     Barrett R. Evans         30      President and Director

     Jeffrey S. Conrad        28      Secretary, Treasurer and Director

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

    Barrett R. Evans.  Mr. Evans has served
as the President and a Director of the Company since October 2001. He also serves as eFund
Capital Partners' President, Chief Executive
Officer and Founder. Barrett started his career with Cruttenden Roth, a regional emerging growth focused investment bank.
At Cruttenden, Barrett developed significant relationships with institutional investors in private and debt equity and was engaged in all facets of investment banking from private debt and equity financing to Initial Public
Offerings, retail brokerage and institutional trading, Mezzanine financing and bridge capital.

Barrett founded BRE Investments & Consulting, LLC.
in 1996. BRE Investments & Consulting evolved into what is now eFund Capital Partners. At eFund Capital
Partners, Barrett has utilized his institutional contacts to help fund numerous start-up companies and has advised these companies on a wide range of issues including raising capital, securing management and overall business strategy.
Barrett is also an investment consultant to the Royal Family of the United Arab Emirates.


     Jeffrey S. Conrad.  Mr. Conrad has
served as Secretary, Treasurer and a
Director of the Company since October 2001.
He is also a Partner at eFund Capital Partners
where assist the firm with advising start-up
companies on issues ranging from capital structure,
raising capital, securing management and overall
business stratey.    Mr. Conrad is also the
Vice-President of Televoip, a telecommunications company focused the resale of wholesale long distance communication services. Prior to joining eFund Capital Partners Jeff worked as a contract attorney for the law firm of Gibson, Dunn and Crutcher. Prior to that time he worked with Diana Perez, Attorney at Law, Kushner-Locke
International and Universal Pictures.
Jeff's primary focus has been on entertainment and corporate transactions. Jeff also worked as a junior publicist for the public relations firm Levine Communications where his focus was strategic advertising.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 10, 2000, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Director individually and all Directors and Officers of the Company as a group:

    NAME AND ADDRESS            AMOUNT OF BENEFICIAL
   OF BENEFICIAL OWNER               OWNERSHIP         PERCENTAGE OF CLASS
------------------------        --------------------   -------------------

Timothy J. Brasel                  120,000(1)               6.0%
5770 South Beech Court
Greenwood Village, CO 80121

Peirce Enterprises                 100,000                  5.0%
5125 West Lake Avenue
Littleton, CO 80123

Paul H. Dragul                     190,000 (2)              9.0%
950 E. Harvard, No. 500
Denver, CO 80210


EFund Capital Partners, LLC.	     1,404,000		      70.2%
301 East Ocean Blvd. Suite 640
Long Beach, CA 90802

Jeffrey Conrad
301 East Ocean Blvd. Suite 640	98,000			4.9%
Long Beach, CA 90802

Barrett Evans
301 East Ocean Blvd. Suite 640	98,000			4.9%
Long Beach, CA 90802


All Executive Officers and         196,000 (1)           	9.8%
Directors as a Group
(2 Persons)
__________________

(1) Includes 22,500 shares held by the Charitable Remainder Trust of Timothy
    J. Brasel; 60,000 shares held by Brasel Family Partners; 15,000 shares held by Bleu Ridge Consultants Profit Sharing Plan & Trust; 15,000 shares held by the Charitable Remainder Trust of Susan A. Brasel; and 7,500 shares held by the Charitable Remainder Trust of Mary J. Brasel. Mr. Brasel is a trustee for the Charitable Remainder Trusts of Timothy J. Brasel, Susan A. Brasel and Mary J. Brsael; the General Partner of Brasel Family Partners, Ltd. and the owner of Bleu Ridge Consultants.

(2) Includes 30,000 shares owned of record by Mr. Dragul and 160,000 shares owned by Mr. Dragul's IRA.

(3) The general partner of Nasus Lesarb, Ltd. is Susan Brasel, the sister of Timothy J. Brasel.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

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


     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 2001.

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


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Zirconium Capital Corp.
Long Beach, California

We have audited the accompanying balance sheet of Zirconium Capital Corp. (a development-stage company) as of December 31, 2001,
and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2001 and December 31, 2000 and for the period from December 5, 1996 (date of inception) through December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Zirconium Capital Corp. (a development-stage company) as of December 31, 2001, and the results of its operations, changes in its stockholders' deficit) and its cash flows for the years ended
December 31, 2001 and December 31, 2000 and for the period from December 5, 1996 (date of inception) through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has suffered recurring losses from operations and has a negative working capital that raise substantial doubt about its ability to continue as a going concern.
The financial statements do not include
any adjustments that might result from the outcome of this uncertainty.



Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, CO 80211

March 25, 2002

ZIRCONIUM CAPITAL CORP.
(A Development Stage Company)

BALANCE SHEET
December 31, 2001

ASSETS


Current Assets:							$            -

Organization costs, net of amortization			      1,610

TOTAL ASSETS	       					$     1,610


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable						$        500
  	Total Current Liabilities				          500

TOTAL LIABILITIES							          500

Stockholders' Equity:
  Preferred stock, no par value
   5,000,000 shares authorized,
   none issued and outstanding	-
  Common stock, no par value
   100,000,000 shares authorized,
   2,000,000 issued and outstanding	 10,050
  Additional Paid In Capital 	30,660
  Accumulated (Deficit) during development stage	    (39,600)

TOTAL STOCKHOLDERS' EQUITY	 				       1,110

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY 		$     1,610




The accompanying notes are an integral part of the financial statements.

ZIRCONIUM CAPITAL CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Period from December 5, 1996 (date of inception) through December 31, 2001



							   		  		For the
							 				Period from
							 				December 5,
											1996 (date of
							 				inception
					Year Ended 		Year Ended 		through
					December 31,	December 31,	December 31,
				      2001    		    2000    		    2001


Revenue				$       - 	     $             - 	$      -

Expenses
   Advertising					- 			- 		448
   Amortization				1,610 			1,610 			6,440
   Legal and audit fees			5,997 			4,251 			16,692
   Rent					1,200 			1,200 			4,800
   Professional fees			2,400 			2,400 			9,635
   Other				       92___ 		       115__ 		       1,585
					      11,299 		       9,576 		      39,600

Net (Loss)				$  (11,299)		$    (9,576)		$ 9,600)
Per Share				$     (.01)		$        nil 	      $  (.02)

Weighted Average Shares		  2,000,000 		  2,000,000 		  2,000,000
Outstanding


The accompanying notes are an integral part of the financial statements.

ZIRCONIUM CAPITAL CORP.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

For the Period from December 5, 1996 (date of inception) through December 31, 2001


											Additional
                           Preferred    Stock      Common     Stock
									Paid-in    Accumulated
                           No./Shares   Amount   No./Shares   Amount
							Capital      Deficit     Total
                           ----------   ------   ----------   ------
----------  -----------   ------

Balance at December 5,
1996                                -   $    -            -   $    -
$        -  $         -   $    -

Common stock issued for
cash, at inception, at
$.00005 per share                   -        -    1,000,000
50           -            -       50
                           ----------   ------   ----------
 ------  ----------  -----------   ------

Balance at December 31,
1996                                -        -    1,000,000
50           -            -       50

Common Stock issued for
cash, at $.01 per share             -        -    1,000,000
10,000           -            -   10,000

Net loss-year ended
December 31, 1997                   -        -            -
-           -            -        -
                           ----------   ------   ----------
------  ----------  -----------   ------

Balance at December 31,
1997                                -        -    2,000,000
10,050           -            -   10,050

Contributed capital -
services and facilities
provided by related parties         -        -            -
  -       3,600            -    3,600

Net loss-year ended
December 31, 1998                   -        -            -
-           -       (8,804)  (8,804)
                           ----------   ------   ----------
 ------  ----------  -----------   ------

Balance at December 31,
1998                                -        -    2,000,000
10,050       3,600       (8,804)   4,846

Contributed capital -
Services and facilities
provided by related
parties                             -        -            -
  -       3,600            -    3,600

Net loss-year ended
December 31, 1999                   -        -            -
 -           -       (9,921)  (9,921)
                           ----------   ------   ----------
------  ----------  -----------   ------

Balance at December 31,
1999                                -        -    2,000,000
10,050       7,200      (18,726)  (1,475)

Contributed capital -
Services and facilities
provided by related
parties                             -        -            -
-       3,600            -    3,600

Net loss-year ended
December 31, 2000                   -        -            -
-           -       (9,576)  (9,576)
                           ----------   ------   ----------
------  ----------  -----------   ------

Balance at December 31,
2000                                -        -    2,000,000
10,050       10,800      (28,301)  (7,451)

Contributed capital -
Services and facilities
provided by related
parties                             -        -            -
-       19,860            -    19,860

Net loss-year ended
December 31, 2001                   -        -            -
 -           -      (11,299)  (11,299)
                           ----------   ------   ----------
 ------  ----------  -----------   ------

Balance at December 31,
2001                                -   $    -    2,000,000
$10,050  $   30,660  $   (39,600) $(1,110)
                           ==========   ======   ==========
=======  ==========  ===========  =======



 The accompanying notes are an integral part of the financial statements.




ZIRCONIUM CAPITAL CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Period from December 5, 1996 (date of inception) through December 31, 2001



For the

Period from
December 5,

1996 (date of

inception)
					Year Ended 		Year Ended
through
					December 31,	December 31,
December 31,
2001 2000
2002 2001
Operating Activities:
 Net (Loss)				$  (11,299)		$   (9,576)
$  (39,600)
 Adjustment to reconcile net
  (loss) to net cash provided
  by operating activities:
   Amortization				1,610 		1,610
6,440
   Increase (decrease) in	     (3,751)	       (467)
500
    accounts payable
Net Cash Provided by (Used in)
   Operating Activities		    (13,440)	     (8,433)
(32,660)

Cash Flows from Investing
 Activities				              -              -
   -

Cash Flows from Financing
 Activities:
   Organization costs incurred	     - 		      -
(8,050)
   Increase in additional paid-in	19,860 		3,600
30,660
   capital
   Advances from (repayments to)    (6,511)		4,811
      -
   related parties
Issuance of common stock                  -
 - 	 10,050
Net Cash Provided by (Used in)
 Financing Activities		      13,349 		     8,411 		    32,660

Increase (decrease) in Cash		(91)				(22)		         -

Cash, Beginning of Period            91 		            113 		         -

Cash, End of Period	$            - 		$         91
		$        -

Interest Paid		$            - 		$
 - 		$        -

Income Taxes Paid		$            - 		$
 - 		$        -

The accompanying notes are an integral part of the financial statements.


ZIRCONIUM CAPITAL CORP.
	(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2001

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

As of December 31, 2001, the Company had net operating losses available for carryover to future years of approximately $40,00, expiring in various years through 2021. Utilization of these carryovers may be limited if there is a change in control of the Company. As of December 31, 2001, the Company has total deferred tax assets of approximately $8,000 due to operating loss carry-forwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $8,000. Thus, no tax assets have been recorded in the financial statements as of December
31, 2001.


ZIRCONIUM CAPITAL CORP.
	(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2001

(1)	Summary of Accounting Policies, Continued

	(e)	Basis of Presentation - Going Concern

		The accompanying financial statements
have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a negative working capital that raise substantial doubts about its ability to continue as a going concern.

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


Change in Control

Effective October 8, 2001, the shareholders
of the Company entered into an agreement to
sell 1,600,000 shares of the Company issued
and outstanding common stock.  The transaction
resulted in a change in control of the Company.
1