Form 10QSB
period 2002-03-31
ZIRCONIUM CAPITAL CORP
filed 2002-05-15
CIK 1056884

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               FORM 10-QSB


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended March 31, 2002


                       Commission File Number: 0-23857


               Zirconium Capital Corp. (A Development Stage Company)
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





Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___


As of March 31, 2002, the Registrant had 2,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X



INDEX

											    Page
											    Number

Part I.  	Financial Information

	Item I.	Financial Statements

			Review Report of Independent Certified
			  Public Accountant						2

			Balance Sheets as of March 31, 2002
			  and December 31, 2001 					3

			Statements of Operations, Three Months
			  Ended March 31, 2002 and 2001				4

			Statements of Cash Flows, Nine Months
			  Ended March 31, 2002 and 2001				5

			Notes to Financial Statements					6

	Item 2.	Management's Discussion and Analysis of
			  Financial Conditions and Results of
			  Operations							7

Part II.  Other Information								8


REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Zirconium Capital Corp.
(A Development Stage Company)
Long Beach, CA

We have reviewed the accompanying balance sheet of Zirconium Capital Corp. (A Development Stage
Company) as of March 31, 2002, and the related statements of operations and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American
Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Zirconium
Capital Corp.

A review of interim financial statements consists principally of inquiries of Company personnel responsible for financial matters and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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




Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

May 13, 2002







                          ZIRCONIUM CAPITAL CORP.
                       (A DEVELOPMENT STAGE COMPANY)

                              BALANCE SHEETS
                               (Unaudited)

                                 ASSETS

                                                March 31,     December 31
                                                  2002            2001
                                              ------------     -----------

Current Assets                                $         -      $        -
                                              -----------      ----------
  Total Current Assets                                  -               -

Organization costs, net of amortization             1,208           1,610
                                              -----------      ----------

  Total Assets                                $     1,208      $    1,610
                                              ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Accounts payable                         $     1,750      $      500
                                              -----------      ----------
  Total Current Liabilities                         1,750             500
                                              -----------      ----------

Stockholders' Equity (Deficit):
Preferred Stock, no par value,
     5,000,000 shares authorized
     none issued and outstanding                        -               -
 Common Stock, no par value,
     100,000,000 shares authorized
     2,000,000 shares issued and
     outstanding                                   10,050          10,050
Additional paid-in capital                         32,060          30,660
Accumulated deficit during development
 Stage                                            (42,652)        (39,600)
                                              -----------      ----------
Total Stockholders' Equity (Deficit)                 (542)          1,110
                                              -----------      ----------

Total Liabilities and Stockholders' Equity
 (Deficit)                                    $     1,208      $    1,610
                                              ===========      ==========


The accompanying notes are an integral part of the financial statements.

                           ZIRCONIUM CAPITAL CORP.
                        (A DEVELOPMENT STAGE COMPANY)

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                                                  Three Months Ended
                                                March 31,       March 31,
                                                  2002             2001

Revenues                                       $         -    $          -
                                               -----------    ------------

Operating Expenses:
     Amortization                                      402             403
     Professional fees                               2,350           2,542
     Rent                                              300             300
     Other                                               -              29
                                               -----------    ------------
       Total Operating Expenses                      3,052           3,274
                                               -----------    ------------

Net Loss                                       $    (3,052)   $     (3,274)
                                               -----------    ------------

Per Share                                      $       nil    $        nil
                                               ===========    ------------

Weighted Average Number of Shares Outstanding    2,000,000       2,000,000
                                               ===========    ============




















The accompanying notes are an integral part of the financial statements.

                           ZIRCONIUM CAPITAL CORP.
                       (A DEVELOPMENT STAGE COMPANY)

                           STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                  Three Months Ended
                                               March 31,      March 31,
                                                 2002            2001


Cash Flows from Operating Activities:
     Net (loss)                              $    (3,052)   $    (3,274)
     Adjustment to reconcile net
     (loss) to net cash provided
     by operating activities:
      Amortization                                   402            403
      Increase (decrease) in accounts
       payable                                     1,250         (2,368)
                                              ----------     ----------

  Net Cash (Used in) Operating Activities         (1,400)        (5,239)
                                              ----------     ----------


Cash Flows from Investing Activities                   -              -
                                              ----------     ----------

Cash Flows from Financing Activities:
     Increase in advances, related parties             -          4,310
     Increase in additional paid-in capital        1,400            900
                                              ----------     ----------

  Net Cash Provided by Financing Activities        1,400          5,210
                                              ----------     ----------

Increase (decrease) in Cash                            -            (29)

Cash, Beginning of Period                              -             91
                                              ----------     ----------

Cash, End of Period                           $        -     $       62
                                              ==========     ==========

Interest Paid                                 $        -     $        -
                                              ==========     ==========

Income Taxes Paid                             $        -     $        -
                                              ==========     ==========



The accompanying notes are an integral part of the financial statements.

                           ZIRCONIUM CAPITAL CORP.
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS
                          March 31, 2002 (Unaudited)

(1)   Condensed Financial Statements

The financial statements included herein have been prepared by Zirconium Capital Corp.
(A Development Stage Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United State of America have been condensed or omitted as allowed by such rules and regulations, and Zirconium
Capital Corp. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2001 audited financial statements and the accompanying notes included in the Annual Report Form 10-KSB. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Zirconium Capital Corp.
later in the year.

The management of Zirconium Capital Corp.
(A Development Stage Company) believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

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

                                   ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Zirconium Capital Corp. (A Development Stage Company)
(the "Company") was organized as a Colorado corporation on December 5, 1996, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities. Management has not identified any particular business or industry within which the Company will seek an acquisition or merger.
The Company has not conducted, nor have others made available to it, market research supporting the viability of the Company's proposed operations.

The Company generated no revenues during the quarter ended March 31, 2002, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At March 31, 2002, the Company had no material commitments for capital expenditures.

















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































                                     8
                                SIGNATURES


Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ZIRCONIUM CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)



Date:                             By:  /s/Barrett Evans
May 15, 2002			    Barrett Evans, Director, Chairman,

    President, and Chief Executive Officer




Date:                             By:  /s/ Jeff Conrad
May 15, 2002			    Jeff Conrad, Director, Treasurer,
    Secretary, and Chief Financial Officer

































