Form 10QSB
period 2002-06-30
BRE CONSULTING GROUP INC
filed 2002-09-11
CIK 1056884

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


FORM 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2002


Commission File Number: 0-23857


BRE Consulting Group, Inc.
(formerly Zirconium Capital Corp.)

----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


Colorado                                     84-1457006
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


301 E. Ocean Boulevard, Suite 640
Long Beach, California 90802
----------------------------------------------------------
(Address of principal executive offices including zip code)


(562) 983-0660
--------------------------
(Issuer's telephone number)





Check whether the issuer (1) filed all reports
 required to be filed by Section13 or 15(d) of the Exchange Act during the preceding
12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___


As of June 30, 2002, the Registrant had 2,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure
Format (check one): Yes__    No X



INDEX

											    Page
											    Number

Part I.  	Financial Information

	Item I.	Financial Statements

			Review Report of Independent Certified
			  Public Accountant						2

			Balance Sheets as of June 30, 2002
			  and December 31, 2001 					3

			Statements of Operations, Three Months
			  Ended June 30, 2002 and 2001				4

			Statements of Operations, Six Months
			  Ended June 30, 2002 and 2001				5

			Statements of Cash Flows, Six Months
			  Ended June 30, 2002 and 2001				6

			Notes to Financial Statements					7

	Item 2.	Management's Discussion and Analysis of
			  Financial Conditions and Results of
			  Operations							9

Part II.  Other Information								10


REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
BRE Consulting Group, Inc.
(A Development Stage Company)
Long Beach, CA

We have reviewed the accompanying balance sheet of BRE Consulting Group, (formerly
Zirconium Capital Corp.) (A Development Stage Company) as of June 30, 2002, and the related statements f operations and cash flows for the three months and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American
Institute of Certified Public Accountants.
All information included in these financial statements is the representation of the management of BRE Consulting Group, Inc.

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




Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

September 5, 2002

                           BRE CONSULTING GROUP, INC.
(FORMERLY ZIRCONIUM CAPITAL CORP.)
                        (A DEVELOPMENT STAGE COMPANY)

                              BALANCE SHEETS

                                 ASSETS

                                                June 30,      December 31,
2002 2001
                                               (Unaudited)    (See Note 1)
                                              ------------     -----------

Current Assets                                $         -      $        -
                                              -----------      ----------
  Total Current Assets                                  -               -

Organization costs, net of amortization               805           1,610
                                              -----------      ----------

  Total Assets                                $       805      $    1,610
                                              ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Accounts payable                         $    35,533      $      500
                                              -----------      ----------
  Total Current Liabilities                        35,533             500
                                              -----------      ----------

Stockholders' Equity (Deficit):
Preferred Stock, no par value,
     5,000,000 shares authorized
     none issued and outstanding                        -               -
 Common Stock, no par value,
     100,000,000 shares authorized
     2,000,000 shares issued and
     outstanding                                   10,050          10,050
Additional paid-in capital                         32,660          30,660
Accumulated deficit during development
 Stage                                            (77,438)        (39,600)
                                              -----------      ----------
Total Stockholders' Equity (Deficit)              (34,728)          1,110
                                              -----------      ----------

Total Liabilities and Stockholders' Equity
 (Deficit)                                    $       805      $    1,610
                                              ===========      ==========

The accompanying notes are an integral part of the financial statements.

                           BRE CONSULTING GROUP, INC.
(FORMERLY ZIRCONIUM CAPITAL CORP.)
                        (A DEVELOPMENT STAGE COMPANY)

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                                                  Three Months Ended
                                                June 30,         June 30,
                                                  2002             2001

Revenues                                       $         -    $          -
                                               -----------    ------------

Operating Expenses:
     Amortization                                      403             402
     Professional fees                              31,359           1,160
     Rent                                            3,000             300
     Other                                              24              42
                                               -----------    ------------
       Total Operating Expenses                     34,786           1,904
                                               -----------    ------------

Net Loss                                       $   (34,786)   $     (1,904)
                                               -----------    ------------

Per Share                                      $      (.02)   $        nil
                                               ===========    ------------

Weighted Average Number of Shares Outstanding    2,000,000       2,000,000
                                               ===========    ============




















The accompanying notes are an integral part of the financial statements.

                           BRE CONSULTING GROUP, INC.
(FORMERLY ZIRCONIUM CAPITAL CORP.)
                        (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                               For the Period
                                                               From December
                                                               5, 1996 (date
                                                                of inception)
                                        Six Months Ended           through
                                    June 30,         June 30,      June 30,
                                      2002             2001          2002

Revenues                           $         -    $          -   $         -
                                   -----------    ------------   -----------

Operating Expenses:
     Advertising                             -               -           448
     Amortization                          805             805         7,245
     Professional fees                  33,709           3,702        60,036
     Rent                                3,300             600         8,100
     Other                                  24              71         1,609
                                   -----------    ------------   -----------
       Total Operating Expenses         37,838           5,178        77,438
                                   -----------    ------------   -----------

Net Loss                           $   (37,838)   $     (5,178)  $   (77,438)
                                   -----------    ------------   -----------

Per Share                          $      (.02)   $        nil   $      (.04)
                                   ===========    ============   ===========

Weighted Average Number of
 Shares Outstanding                  2,000,000       2,000,000     2,000,000
                                   ===========    ============   ===========














The accompanying notes are an integral part of the financial statements.

                           BRE CONSULTING GROUP, INC.
(FORMERLY ZIRCONIUM CAPITAL CORP.)
                        (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                               For the Period
                                                               From December
                                                               5, 1996 (date
                                                                of inception)
                                        Six Months Ended           through
                                    June 30,         June 30,      June 30,
                                      2002             2001          2002

Revenues                           $         -    $          -   $         -
                                   -----------    ------------   -----------
Cash Flows from Operating
 Activities:
     Net (loss)                    $   (37,838)   $    (5,178)       (77,438)
     Adjustment to reconcile net
     (loss) to net cash provided
     by operating activities:
      Amortization                         805            805          7,245
      Increase (decrease) in
       accounts payable                 35,033         (1,808)        35,533
                                    ----------     ----------   ------------
  Net Cash (Used in) Operating
 Activities                             (2,000)        (6,181)       (34,660)
                                    ----------     ----------   ------------
Cash Flows from Investing
 Activities                                  -              -              -
                                    ----------     ----------   ------------
Cash Flows from Financing
 Activities:
     Organization costs incurred             -              -         (8,050)
     Increase in advances,
      related parties                        -          4,310              -
     Increase in additional
      paid-in capital                    2,000          1,800         32,660
     Issuance of common stock                -              -         10,050
                                    ----------     ----------   ------------
  Net Cash Provided by Financing
  Activities                             2,000          6,110         34,660
                                    ----------     ----------   ------------
Increase (decrease) in Cash                  -            (71)             -

Cash, Beginning of Period                    -             91              -
                                    ----------     ----------   ------------
Cash, End of Period                 $        -     $       20   $          -
                                    ==========     ==========   ============
Interest Paid                       $        -     $        -   $          -
                                    ==========     ==========   ============
Income Taxes Paid                   $        -     $        -   $          -
                                    ==========     ==========   ============

The accompanying notes are an integral part of the financial statements.
                                    6

                           BRE CONSULTING GROUP, INC.
(FORMERLY ZIRCONIUM CAPITAL CORP.)
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS
                          June 30, 2002 (Unaudited)

(1)   Condensed Financial Statements

The financial statements included herein have been prepared by BRE Consulting Group, Inc.
(formerly Zirconium Capital Corp.) (A
Development Stage Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and BRE Consulting Group, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2001 audited financial statements and the accompanying notes included in the Annual
Report Form 10-KSB.  While management
believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by BRE Consulting Group, Inc. later in the year.

The management of BRE Consulting Group, Inc.
(A Development Stage Company) believes that the accompanying unaudited condensed financial statements contain all adjustments
(including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

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

(3) Change in Control

Effective October 8, 2001, the shareholders of
the Company entered into an agreement to sell
1,600,000 shares of the Company issued and
outstanding common stock.  The transaction
resulted in a change in control of the Company.
                                       7

                           BRE CONSULTING GROUP, INC.
(FORMERLY ZIRCONIUM CAPITAL CORP.)
                        (A DEVELOPMENT STAGE COMPANY

                        NOTES TO FINANCIAL STATEMENTS
                          June 30, 2002 (Unaudited)

(4) Subsequent Event

Effective July 11, 2002, the Company changed its name to BRE Consulting Group, Inc. and commenced operations as corporate consulting group.








































                                        8


                                   ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


BRE Consulting Group, Inc. changed its name and commenced operations as corporate consulting group on July 11, 2002.

BRE  Consulting Group,  Inc.  (the  "Company"
or "BRE")is a multi-disciplined consulting
firm   with leading   practices   in   the
areas of financial restructuring, litigation support, and engineering/scientific investigation.

BRE Consulting Group, Inc.
(formerly Zirconium Capital Corp.)
(A Development Stage Company) (the "Company") was organized as a Colorado corporation on December 5, 1996, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.
The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities. Management has not identified any particular business or industry within which the Company will seek an acquisition or merger. The Company has not conducted, nor have others made available to it, market research supporting the viability of the Company's proposed operations. The Company is also providing consulting services to technology companies.

The Company generated no revenues during the quarter ended June 30, 2002, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At June 30, 2002, the Company had no material commitments for capital expenditures.

















                                         9




                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of
Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K.  During this
quarter the following were filed:

a) Name Change to BRE Consulting Group,
Inc. on July 11, 2002.

































                                       10
                                SIGNATURES


Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   BRE CONSULTING GROUP, INC.
                                   (Formerly Zirconium Capital Corp.)
                                   (A DEVELOPMENT STAGE COMPANY)





Date:  September 11, 2002        By:  /s/Barrett Evans
					   Barrett Evans, Director, Chairman,
                                  President, and Chief Executive Officer




Date: September 11, 2002         By:  /s/ Jeff Conrad
					   Jeff Conrad, Director, Treasurer,
    Secretary, and Chief Financial Officer

























                                           11