Form 10QSB
period 2002-09-30
BRE CONSULTING GROUP INC
filed 2002-12-17
CIK 1056884

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               FORM 10-QSB


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended September 30, 2002


                       Commission File Number: 0-23857


         BRE Consulting Group, Inc.
         (formerly Zirconium Capital Corp.)
                       (A Development Stage Company)
        -------------------------------------------------
         ---------------
        (Exact name of small business issuer as
         specified in its charter)


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

                            Yes X             No___


As of September 30, 2002, the Registrant had 2,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure
Format (check one): Yes__    No X



INDEX

											    Page
											    Number

Part I.  	Financial Information

	Item I.	Financial Statements

			Review Report of Independent Certified
			  Public Accountant						2

			Balance Sheets as of September 30, 2002
			  and December 31, 2001 					3

			Statements of Operations, Three Months
			  Ended September 30, 2002 and 2001				4

			Statements of Operations, Nine Months
			  Ended September 30, 2002 and 2001				5

			Statements of Cash Flows, Nine Months
			  Ended September 30, 2002 and 2001				6

			Notes to Financial Statements					7

	Item 2.	Management's Discussion and Analysis of
			  Financial Conditions and Results of
			  Operations							9

Part II.  Other Information								10


REVIEW REPORT OF INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANT



The Board of Directors
BRE Consulting Group, Inc.
(A Development Stage Company)
Long Beach, CA

We have reviewed the accompanying balance sheet of BRE Consulting Group, (formerly
Zirconium Capital Corp.) (A Development Stage
Company) as of September 30, 2002, and the related statements of operations and cash flows for the three months and nine months then ended, in accordance with Statements on Standards for Accounting and Review
Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of BRE
Consulting Group, Inc.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

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

December 10, 2002

                           BRE CONSULTING GROUP, INC.
(FORMERLY ZIRCONIUM CAPITAL CORP.)
                        (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEETS

                                    ASSETS

                                              September 30,    December 31,
2002 2001
                                               (Unaudited)    (See Note 1)
                                              ------------     -----------

Current Assets:
Cash                                    $       200      $        -
	Accounts receivable                           8,000               -
                                              -----------      ----------
  Total Current Assets                              8,200               -

Organization costs, net of amortization               403           1,610
                                              -----------      ----------

  Total Assets                                $     8,603      $    1,610
                                              ===========      ==========



                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Accounts payable                         $    43,534      $      500
                                              -----------      ----------
  Total Current Liabilities                        43,534             500
                                              -----------      ----------

Stockholders' Equity (Deficit):
Preferred Stock, no par value,
     5,000,000 shares authorized
     none issued and outstanding                        -               -
 Common Stock, no par value,
     100,000,000 shares authorized
     2,000,000 shares issued and
     outstanding                                   10,050          10,050
Additional paid-in capital                         36,460          30,660
Accumulated deficit during development
 Stage                                            (81,441)        (39,600)
                                              -----------      ----------
Total Stockholders' Equity (Deficit)              (34,931)          1,110
                                              -----------      ----------

Total Liabilities and Stockholders' Equity
 (Deficit)                                    $     8,603      $    1,610
                                              ===========      ==========

The accompanying notes are an integral part of the financial statements.

                           BRE CONSULTING GROUP, INC.
(FORMERLY ZIRCONIUM CAPITAL CORP.)
                        (A DEVELOPMENT STAGE COMPANY)

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                                                  Three Months Ended
                                              September 30,   September 30,
                                                  2002            2001

Revenues                                       $     8,000    $          -
                                               -----------    ------------

Operating Expenses:
     Amortization                                      402             403
     Professional fees                               8,600           1,680
     Rent                                            3,000             300
     Other                                               1              20
                                               -----------    ------------
       Total Operating Expenses                     12,003           2,403
                                               -----------    ------------

Net Loss                                       $    (4,003)   $     (2,403)
                                               -----------    ------------

Per Share                                      $       nil   $         nil
                                               ===========    ------------

Weighted Average Number of Shares Outstanding    2,000,000       2,000,000
                                               ===========    ============




















The accompanying notes are an integral part of the financial statements.

                           BRE CONSULTING GROUP, INC.
(FORMERLY ZIRCONIUM CAPITAL CORP.)
                        (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                               For the Period
                                                               From December
                                                               5, 1996 (date
                                                                of inception)
                                        Nine Months Ended         through
                                  September 30,  September 30,  September 30,
                                      2002             2001          2002

Revenues                           $     8,000    $          -   $     8,000
                                   -----------    ------------   -----------

Operating Expenses:
     Advertising                             -               -           448
     Amortization                        1,207           1,208         7,647
     Professional fees                  42,309           5,382        68,636
     Rent                                6,300             900        11,100
     Other                                  25              91         1,610
                                   -----------    ------------   -----------
       Total Operating Expenses         49,841           7,581        89,441
                                   -----------    ------------   -----------

Net Loss                           $   (41,841)   $     (7,581)  $   (81,441)
                                   -----------    ------------   -----------

Per Share                          $      (.02)   $        nil   $      (.04)
                                   ===========    ============   ===========

Weighted Average Number of
 Shares Outstanding                  2,000,000       2,000,000     2,000,000
                                   ===========    ============   ===========














The accompanying notes are an integral part of the financial statements.

                           BRE CONSULTING GROUP, INC.
(FORMERLY ZIRCONIUM CAPITAL CORP.)
                        (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                               For the Period
                                                               from December
                                                               5, 1996 (date
                                                                of inception)
                                        Nine Months Ended         through
                                   September 30, September 30,  September 30,
                                      2002            2001          2002

Cash Flows from Operating
 Activities:
     Net (loss)                    $   (41,841)   $    (7,581)       (81,441)
     Adjustment to reconcile net
     (loss) to net cash provided
     by operating activities:
      Amortization                       1,207          1,208          7,647
      (Increase) in accounts
       receivable                       (8,000)             -         (8,000)
      Increase (decrease) in
       accounts payable                 43,034           (728)        43,534
                                    ----------     ----------   ------------
  Net Cash (Used in) Operating
 Activities                             (5,600)        (7,101)       (38,260)
                                    ----------     ----------   ------------
Cash Flows from Investing
 Activities                                  -              -              -
                                    ----------     ----------   ------------
Cash Flows from Financing
 Activities:
     Organization costs incurred             -              -         (8,050)
     Increase in advances,
      related parties                        -          4,310              -
     Increase in additional
      paid-in capital                    5,800          2,700         36,460
     Issuance of common stock                -              -         10,050
                                    ----------     ----------   ------------
  Net Cash Provided by Financing
  Activities                             5,800          7,010         38,460
                                    ----------     ----------   ------------
Increase (decrease) in Cash                200            (91)           200

Cash, Beginning of Period                    -             91              -
                                    ----------     ----------   ------------
Cash, End of Period                 $      200     $        -   $        200
                                    ==========     ==========   ============
Interest Paid                       $        -     $        -   $          -
                                    ==========     ==========   ============
Income Taxes Paid                   $        -     $        -   $          -
                                    ==========     ==========   ============

The accompanying notes are an integral part of the financial statements.
                                    6

                           BRE CONSULTING GROUP, INC.
(FORMERLY ZIRCONIUM CAPITAL CORP.)
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS
                          September 30, 2002 (Unaudited)

(1)   Condensed Financial Statements

The financial statements included herein have been prepared by BRE Consulting Group, Inc.
(formerly Zirconium Capital Corp.) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and BRE Consulting Group, Inc.
believes that the disclosures are adequate to make the information presented not misleading.
It is suggested that these financial statements be read in conjunction with the December
31, 2001 audited financial statements and the accompanying notes included in the Annual
Report Form 10-KSB.  While management
believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by BRE Consulting Group, Inc. later in the year.

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


                          BRE CONSULTING GROUP, INC.
(FORMERLY ZIRCONIUM CAPITAL CORP.)
                        (A DEVELOPMENT STAGE COMPANY

                        NOTES TO FINANCIAL STATEMENTS
                          September 30, 2002 (Unaudited)

(4) Subsequent Event

Effective July 11, 2002, the Company
changed its name to BRE Consulting Group, Inc.








































                                        8


                                   ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


BRE Consulting Group, Inc. (formerly Zirconium Capital Corp.)
 (the "Company") was organized as a Colorado corporation on December 5, 1996, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. Since July 11, 2002 the
Company has focused its business on
providing consulting services to technology companies.

The Company generated revenues of $8,000 during the quarter ended September 30, 2002, from providing its consulting services to Sonic
Jet Performance, Inc.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 2002, the Company had no material commitments for capital expenditures.

















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


                                   BRE CONSULTING GROUP, INC.
                                   (Formerly Zirconium Capital Corp.)
                                   (A DEVELOPMENT STAGE COMPANY)





Date:                             By:  /s/Barrett Evans
December 16, 2002			   Barrett Evans, Director,
   Chairman, President, and
    Chief Executive Officer




Date:                             By:  /s/ Jeff Conrad
December 16, 2002			   Jeff Conrad, Director,
    Treasurer,
    Secretary, and Chief
     Financial Officer

























                                           11